Form 10-Q
period 1996-03-31
PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2 LP
filed 1996-05-15
CIK 874711

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-21368

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                              13-3631113
- - --------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

One New York Plaza, 13th Floor, New York, New York            10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31, 1996
                                                             --------------------------------------
                                                              Class A       Class B
                                                               Units         Units         Total
- - ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                         $1,048,555     $162,308     $1,210,863
U.S. Treasury bills, at amortized cost                        3,265,368      614,129      3,879,497
Net unrealized gain on open commodity positions                 158,961       28,052        187,013
                                                             ----------     --------     ----------
Net equity                                                    4,472,884      804,489      5,277,373
Reserve assets, at amortized cost                             3,712,492           --      3,712,492
Unrealized gain on reserve assets                                21,923           --         21,923
Organizational costs, net                                        13,589        1,374         14,963
                                                             ----------     --------     ----------
Total assets                                                 $8,220,888     $805,863     $9,026,751
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                          $  253,600     $ 16,058     $  269,658
Accrued expenses                                                 75,121       14,898         90,019
Management fees payable                                           8,732        1,571         10,303
Other transaction fees payable                                    1,573          278          1,851
                                                             ----------     --------     ----------
Total liabilities                                               339,026       32,805        371,831
                                                             ----------     --------     ----------
Commitments
Partners' capital
Limited partners (72,361 Class A Units and 7,136 Class B
  Units outstanding)                                          7,803,039      765,229      8,568,268
General partner (731 Class A Units and 73
  Class B Units outstanding)                                     78,823        7,829         86,652
                                                             ----------     --------     ----------
Total partners' capital                                       7,881,862      773,058      8,654,920
                                                             ----------     --------     ----------
Total liabilities and partners' capital                      $8,220,888     $805,863     $9,026,751
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
Net asset value per limited and general partnership units
(the ``Class A Units'' and the ``Class B Units'' and
collectively, the ``Units'')                                 $   107.83     $ 107.24     $   107.78
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        December 31, 1995
                                                              --------------------------------------
                                                               Class A       Class B
                                                                Units         Units         Total
- - ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                          $1,074,975    $  199,027    $1,274,002
U.S. Treasury bills, at amortized cost                         3,585,504       650,867     4,236,371
Net unrealized gain on open commodity positions                  324,337        57,236       381,573
                                                              ----------    ----------    ----------
Net equity                                                     4,984,816       907,130     5,891,946
Reserve assets, at amortized cost                              3,690,527            --     3,690,527
Unrealized gain on reserve asset                                  52,586            --        52,586
Organizational costs, net                                         18,716         1,869        20,585
                                                              ----------    ----------    ----------
Total assets                                                  $8,746,645    $  908,999    $9,655,644
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                           $   77,638    $   19,590    $   97,228
Accrued expenses                                                  87,527        17,071       104,598
Management fees payable                                            9,767         1,776        11,543
Other transaction fees payable                                     1,655           292         1,947
                                                              ----------    ----------    ----------
Total liabilities                                                176,587        38,729       215,316
                                                              ----------    ----------    ----------
Commitments
Partners' capital
Limited partners (73,911 Class A Units
  and 7,136 Class B Units outstanding)                         8,395,470       843,899     9,239,369
General partner (1,537 Class A Units
  and 223 Class B Units outstanding)                             174,588        26,371       200,959
                                                              ----------    ----------    ----------
Total partners' capital                                        8,570,058       870,270     9,440,328
                                                              ----------    ----------    ----------
Total liabilities and partners' capital                       $8,746,645    $  908,999    $9,655,644
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
Net asset value per limited and general partnership unit
(the ``Class A Units'' and the ``Class B Units'' and
collectively, the ``Units'')                                  $   113.59    $   118.26    $   114.00
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Class A Units
                                                                   ----------------------------------
                                                                      Three months ended March 31,
                                                                   ----------------------------------
                                                                          1996              1995
- - -----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                    $   (147,774)     $       5,795
Change in net unrealized gain on open commodity positions                 (165,376)           340,337
Change in unrealized gain/loss on reserve assets                           (30,662)            84,328
Interest from U.S. Treasury bills                                           44,864             46,134
Interest from reserve assets                                                55,490             55,951
Realized gain on reserve assets                                                475                 --
                                                                   ------------------   -------------
                                                                          (242,983)           532,545
                                                                   ------------------   -------------
EXPENSES
Commissions                                                                 94,817             88,653
Other transaction fees                                                      11,023              7,515
Management fees                                                             27,397             22,567
General and administrative                                                  32,030             32,346
Letter of credit fees                                                       21,219             23,109
Amortization of organizational costs                                         4,679              5,093
                                                                   ------------------   -------------
                                                                           191,165            179,283
                                                                   ------------------   -------------
Net income (loss)                                                     $   (434,148)     $     353,262
                                                                   ------------------   -------------
                                                                   ------------------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                      $   (425,294)     $     346,653
                                                                   ------------------   -------------
                                                                   ------------------   -------------
General partner                                                       $     (8,854)     $       6,609
                                                                   ------------------   -------------
                                                                   ------------------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP CLASS A UNIT
Net income (loss) per weighted average limited and
  general partnership Class A unit                                    $      (5.75)     $        4.30
                                                                   ------------------   -------------
                                                                   ------------------   -------------
Weighted average number of limited and general
  partnership Class A units outstanding                                     75,448             82,166
                                                                   ------------------   -------------
                                                                   ------------------   -------------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Class B Units
                                                                   --------------------------------
                                                                     Three months ended March 31,
                                                                   --------------------------------
                                                                          1996             1995
- - ---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                     $  (26,079)      $     1,129
Change in net unrealized gain on open commodity positions                 (29,184)           64,824
Interest from U.S. Treasury bills                                           8,262             8,772
                                                                   ------------------   -----------
                                                                          (47,001)           74,725
                                                                   ------------------   -----------
EXPENSES
Commissions                                                                17,023            16,803
Other transaction fees                                                      1,946             1,432
Management fees                                                             4,922             4,284
General and administrative                                                  9,767             6,154
Amortization of organizational costs                                          467               548
                                                                   ------------------   -----------
                                                                           34,125            29,221
                                                                   ------------------   -----------
Net income (loss)                                                      $  (81,126)      $    45,504
                                                                   ------------------   -----------
                                                                   ------------------   -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                       $  (78,670)      $    44,327
                                                                   ------------------   -----------
                                                                   ------------------   -----------
General partner                                                        $   (2,456)      $     1,177
                                                                   ------------------   -----------
                                                                   ------------------   -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP CLASS B UNIT
Net income (loss) per weighted average limited and
  general partnership Class B unit                                     $   (11.02)      $      5.28
                                                                   ------------------   -----------
                                                                   ------------------   -----------
Weighted average number of limited and general
  partnership Class B units outstanding                                     7,359         8,623.153
                                                                   ------------------   -----------
                                                                   ------------------   -----------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Total Units
                                                                   --------------------------------
                                                                     Three months ended March 31,
                                                                   --------------------------------
                                                                          1996             1995
- - ---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                    $   (173,853)     $     6,924
Change in net unrealized gain on open commodity positions                 (194,560)         405,161
Change in unrealized gain/loss on reserve assets                           (30,662)          84,328
Interest from U.S. Treasury bills                                           53,126           54,906
Interest from reserve assets                                                55,490           55,951
Realized gain on reserve assets                                                475               --
                                                                   ------------------   -----------
                                                                          (289,984)         607,270
                                                                   ------------------   -----------
EXPENSES
Commissions                                                                111,840          105,456
Other transaction fees                                                      12,969            8,947
Management fees                                                             32,319           26,851
General and administrative                                                  41,797           38,500
Letter of credit fees                                                       21,219           23,109
Amortization of organizational costs                                         5,146            5,641
                                                                   ------------------   -----------
                                                                           225,290          208,504
                                                                   ------------------   -----------
Net income (loss)                                                     $   (515,274)     $   398,766
                                                                   ------------------   -----------
                                                                   ------------------   -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                      $   (503,964)     $   390,980
                                                                   ------------------   -----------
                                                                   ------------------   -----------
General partner                                                       $    (11,310)     $     7,786
                                                                   ------------------   -----------
                                                                   ------------------   -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and
  general partnership unit                                            $      (6.22)     $      4.39
                                                                   ------------------   -----------
                                                                   ------------------   -----------
Weighted average number of limited and general
  partnership units outstanding                                             82,807       90,789.153
                                                                   ------------------   -----------
                                                                   ------------------   -----------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                   CLASS A      LIMITED       GENERAL
                                                    UNITS       PARTNERS      PARTNER        TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995               75,448      $8,395,470     $174,588     $8,570,058
Net loss                                               --        (425,294)      (8,854)      (434,148)
Redemptions                                        (2,356 )      (167,137)     (86,911)      (254,048)
                                                   -------     ----------     --------     ----------
Partners' capital--March 31, 1996                  73,092      $7,803,039     $ 78,823     $7,881,862
                                                   -------     ----------     --------     ----------
                                                   -------     ----------     --------     ----------
                                                   CLASS B      LIMITED       GENERAL
                                                    UNITS       PARTNERS      PARTNER        TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                7,359      $  843,899     $ 26,371     $  870,270
Net loss                                               --         (78,670)      (2,456)       (81,126)
Redemptions                                          (150 )            --      (16,086)       (16,086)
                                                   -------     ----------     --------     ----------
Partners' capital--March 31, 1996                   7,209      $  765,229     $  7,829     $  773,058
                                                   -------     ----------     --------     ----------
                                                   -------     ----------     --------     ----------
                                                    TOTAL       LIMITED       GENERAL
                                                    UNITS       PARTNERS      PARTNER        TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995               82,807      $9,239,369     $200,959     $9,440,328
Net loss                                               --        (503,964)     (11,310)      (515,274)
Redemptions                                        (2,506 )      (167,137)    (102,997)      (270,134)
                                                   -------     ----------     --------     ----------
Partners' capital--March 31, 1996                  80,301      $8,568,268     $ 86,652     $8,654,920
                                                   -------     ----------     --------     ----------
                                                   -------     ----------     --------     ----------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential Securities OptiMax Futures Fund 2, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances for prior periods have been reclassified to conform with the current financial statement presentation.

   Limited partners own Class A Units and/or Class B Units and, accordingly, separate financial statements are presented for Class A Units and Class B Units. In accordance with the Partnership Agreement, combined financial statements for the Partnership are presented in the ``Total'' columns.

   Trading gains and losses (other than those expenses which are particular to Class A Units) are allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's traded assets allocated to each Class. The allocation is adjusted quarterly to take into account the effect of redemptions. The quarterly allocation between the Class A Units and Class B Units during the periods ended March 31, 1996 and 1995 was as follows:

                             1996                    1995
                      -------------------     -------------------
                      CLASS A    CLASS B      CLASS A    CLASS B
   Quarter Ended       UNITS      UNITS        UNITS      UNITS
- - -------------------   --------   --------     --------   --------
March 31                85%        15%          84%        16%

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Partnership by Citibank, N.A. on January 6, 1992. The Letter of Credit is intended to provide protection to the Class A limited partners against loss of their initial investment as of March 31, 1997 (the ``Capital Return Date'') when the limited partners will have the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. When the Letter of Credit expires on the Capital Return Date, reserve assets will become available for commodities trading.

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage and letter of credit services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services for the three months ended March 31, 1996 were:

                                                        CLASS A      CLASS B
                                                         UNITS        UNITS       TOTAL
- - -----------------------------------------------------------------------------------------
  Commissions and Letter of Credit fees                 $ 99,532     $17,023     $116,555
  General and administrative                              17,034       3,006       20,040
                                                        --------     -------     --------
                                                        $116,566     $20,029     $136,595
                                                        --------     -------     --------
                                                        --------     -------     --------

   The costs incurred for these services for the three months ended March 31, 1995 were:

                                                        CLASS A      CLASS B
                                                         UNITS        UNITS       TOTAL
- - -----------------------------------------------------------------------------------------
  Commissions and Letter of Credit fees                 $ 93,786     $16,803     $110,589
  General and administrative                              14,006       2,666       16,672
                                                        --------     -------     --------
                                                        $107,792     $19,469     $127,261
                                                        --------     -------     --------
                                                        --------     -------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1996 and December 31, 1995 were $32,211 and $34,196 for Class A Units, respectively, and $6,515 and $6,865 for Class B Units, respectively.

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's trading assets are invested in interest-bearing U.S. Treasury obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions, it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

   Additionally, as of March 31, 1996 and December 31, 1995, the Partnership's reserve assets consist solely of a 6.29% guaranteed investment contract (``GIC'') which matures on March 31, 1997 with The Prudential Asset Management Company, Inc., an affiliate of the General Partner.

C. Credit and Market Risk

   The quantitative disclosures presented below are for Total Units. Allocation of these amounts to the Class A Units and Class B Units can be made in conjunction with the quarterly allocation percentages as more fully discussed in Note A.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. To the extent that the Partnership engages in forward transactions, it will present its unrealized gains and losses on open forward positions as a net amount in its statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $5,164,378 and $5,663,909, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $112,995 and $228,037 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996, the Partnership's open futures contracts mature within six months. As of December 31, 1995, the Partnership's open futures contracts mature within nine months.

   At March 31, 1996 and 1995, gross contract amounts of open futures contracts are:

                                            March 31,      December 31,
                                               1996            1995
                                           ------------    ------------
Financial Futures Contracts:
  Commitments to purchase                  $ 7,919,086     $57,176,332
  Commitments to sell                       29,111,660      26,500,440
Currency Futures Contracts:
  Commitments to purchase                           --         520,875
  Commitments to sell                        3,887,438       1,244,675
Commodity Futures Contracts:
  Commitments to purchase                    4,985,295       2,159,874

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair value of futures contracts were:

                                                    March 31, 1996                December 31, 1995
                                           --------------------------------    ------------------------
                                                      Fair Value                      Fair Value
                                           --------------------------------    ------------------------
                                               Assets         Liabilities       Assets     Liabilities
                                           --------------    --------------    --------    ------------
Futures Contracts:
  Domestic exchanges
     Commodities                              $ 96,394          $ 58,783       $131,838      $  5,720
     Financial                                  66,281                --         34,875            --
     Currencies                                 33,288                --         26,275            --
  Foreign exchanges
     Financial                                  60,256            10,423        196,148         1,843
                                           --------------    --------------    --------    ------------
                                              $256,219          $ 69,206       $389,136      $  7,563
                                           --------------    --------------    --------    ------------
                                           --------------    --------------    --------    ------------

   The following table represents the average fair value of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                          Three months ended           Three months ended
                                            March 31, 1996               March 31, 1995
                                       ------------------------     ------------------------
                                          Average Fair Value           Average Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $104,944       $38,219       $ 16,059       $ 7,699
     Financial                           37,405         3,428         18,134         2,930
     Currencies                          48,841         2,803         39,768        28,776
  Foreign exchanges
     Commodities                             --            --          4,992        18,539
     Financial                          107,663         9,537        158,063        20,400
Forward Contracts:
     Commodities                             --            --          5,163         2,175
                                       --------     -----------     --------     -----------
                                       $298,853       $53,987       $242,179       $80,519
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                Three months ended March 31, 1996                Three months ended March 31, 1995
                           -------------------------------------------     ---------------------------------------------
                           Net Realized      Change in                     Net Realized      Change in
                              Gains          Unrealized                       Gains          Unrealized
                             (Losses)       Gains/Losses       Total         (Losses)       Gains/Losses        Total
                           ------------     ------------     ---------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities            $   42,306       $  (88,506)     $ (46,200)     $  (15,973)       $ 18,169        $    2,196
     Financial                (101,588)          31,406        (70,182)         50,510          (8,156)           42,354
     Currencies                (45,920)           7,013        (38,907)        153,578         114,015           267,593
  Foreign exchanges
     Commodities                    --               --             --           9,845         (53,417)          (43,572)
     Financial                 (68,651)        (144,473)      (213,124)       (191,036)        346,500           155,464
Forward Contracts:
     Commodities                    --               --             --              --         (11,950)          (11,950)
                           ------------     ------------     ---------     ------------     ------------     -----------
                            $ (173,853)      $ (194,560)     $(368,413)     $    6,924        $405,161        $  412,085
                           ------------     ------------     ---------     ------------     ------------     -----------
                           ------------     ------------     ---------     ------------     ------------     -----------

D. Subsequent Event

   As of April 1, 1996, the outstanding Letter of Credit amount was reduced by $235,600 or $100 for each Class A Unit redeemed for the quarter ended March 31, 1996.

               PRUDENTIAL SECURITIES OPTIMAX FUTURES FUND 2, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on January 7, 1992 with gross proceeds of $17,587,600. After accounting for offering and organizational expenses, the Partnership's net proceeds were approximately $14,967,200 for Class A Units and $2,180,700 for Class B Units. At the inception of the Partnership, sixty percent (60%) of the initial net proceeds of the Class A Units (``Class A Traded Assets'') and 100% of the initial net proceeds of the Class B Units (``Class B Traded Assets'') were allocated to trading activity. The remaining forty percent (40%) of the initial net proceeds of the Class A Units was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets''). The Reserve Assets remain available to cover Class A Units obligations, if necessary. Class A's current Reserve Assets are comprised of a guaranteed investment contract.

   At March 31, 1996, approximately 54% and 46% of the Class A net assets were allocated to the Class A Traded Assets and Reserve Assets, respectively. One hundred percent of the Class B net assets continue to be committed to the Class B Traded Assets. A significant portion of the Class A Traded Assets and the Class B Traded Assets (the ``Traded Assets'') was held in U.S. Treasury bills (which represented approximately 75% of the Traded Assets, prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills and the Reserve Assets bear to the Traded Assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts themselves are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the General Partner recorded from commencement of operations, January 7, 1992 through March 31, 1996 totalled $8,307,427 for Class A Units (including $86,911 General Partner redemptions) and $1,584,272 for Class B Units (including $16,086 General Partner redemptions). Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. For the quarter ended March 31, 1996, there were no exchanges of Units. From the inception of the Partnership, there were exchanges of 50 Class A Units for 50.153 Class B Units.

   The Partnership does not have, nor does it expect to have, any capital assets.

   The letter of credit is intended to provide protection to the Class A limited partners against loss of their initial investment as of March 31, 1997 (the ``Capital Return Date'') when the limited partners will have the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. When the letter of credit expires on the Capital Return Date, Reserve Assets will become available for commodities trading. Additionally, the General Partner will merge the Class

A Units and the Class B Units in accordance with Article X, section B(16) of the Partnership Agreement. Following the Capital Return Date, if the Partnership's net asset value declines below $5 million the Partnership will dissolve.

Results of Operations

   The net asset values per Unit as of March 31, 1996 were $107.83 for Class A Units and $107.24 for Class B Units, a decrease of 5.07% and 9.32% for Class A Units and Class B Units, respectively, from the December 31, 1995 values of $113.59 and $118.26, respectively.

   January was marked by profits in the currency, financial, metal and soft sectors. Profits were offset by losses incurred in energies, meats, and grains. The largest gains came from the currency, international interest rate, metal and tropical product sectors. The dollar's strength in relation to the Japanese yen and Swiss franc provided profit opportunities in the currency markets for the month. Profitability in the international financial markets was derived from French, German, and the United Kingdom interest rate futures. There were slight gains in the U.S. financial markets as well. In the precious metals sector, gold positions profited from a rise in gold prices late in the month. Gold had been trading for several years in an increasingly narrow price range below $400 an ounce. Silver strengthened as well providing Partnership profits. In the commodity markets, price reversals in the energy sector caused some losses following profitability from that sector in prior months. However, there were gains in the coffee market.

   The Partnership's performance was negative in the month of February. Profits earned in the meats, grains, and energies sectors were offset by losses in the financials, softs, metals and currencies sectors. In the grains sector, gains were realized in corn where low grain stocks worldwide and indications of strong demand continued to remain factors. In the meats and energies sectors, positions in porkbellies and unleaded gas proved profitable. In the financials sector, positions in U.S., Australian, French, Italian, German and Swiss bonds proved unprofitable. Global bonds reversed a long-term downward trend in yields as European interest rates rose on stronger than expected economic data and rising U.S. interest rates. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area.

   The Partnership's performance was negative in the month of March. Profits earned in the energies, meats, grains and softs sectors were offset by losses in the currencies, financials, and metals sectors. In the financial sector, losses were taken in selling Australian, British, Canadian, French, German, Japanese and Swiss bond positions. Except for Japan, world bond prices reacted negatively to a fall in U.S bond prices as U.S. non-farm payroll employment in January was much greater than market expectations and the U.S. Federal Open Market Committee voted to keep the federal funds rate unchanged at its February meeting. This changed the sentiment of global bond market participants such that further short-term interest rate cuts seemed unlikely. Profits in crude oil occurred as prices rose on indications of tight supplies. Oil inventories were at historic lows and oil purchasers were reluctant to add to inventories in the face of possible sales of Iraqi oil which could cause lower prices. The Partnership made profits in grains, as the demand for grains, particularly in the Far East, remained strong. At the end of the month, the market was further helped by lower than expected U.S. crop planting intention figures.

   Trading gains and losses and expenses (other than those expenses that are particular to Class A Units) are allocated between the Class A Units and Class B Units based upon the pro rata portion of the Partnership's Traded Assets to each Class. See Note A in the financial statements for further details.

   Interest income from U.S. Treasury bills for the Class A Units and Class B Units and interest from Reserve Assets for Class A Units remained virtually unchanged for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

   Commissions paid to PSI are calculated on the Partnership's Traded Assets on the first day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values of the Traded Assets. Commissions increased by approximately $6,000 for Class A Units and remained virtually unchanged for Class B Units, respectively, for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

   Other transaction fees represent National Futures Association, exchange, floor brokerage and clearing fees which are based on the number of trades the trading managers execute. These transaction fees increased by approximately $4,000 for Class A Units and $500 for Class B Units, respectively, for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in trading volume.

   All trading decisions for the Partnership are currently being made by Willowbridge Associates Inc. and Sjo, Inc. (the ``Trading Managers''). Management fees are calculated on the portion of the Partnership's Traded Assets allocated to each Trading Manager at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $5,000 for Class A Units and $600 for Class B Units, respectively, for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to favorable trading performance in May 1995 offset, in part, by the effect of redemptions on monthly Traded Assets.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. No incentive fees were earned for the Class A and Class B Units for the three months ended March 31, 1996 and 1995.

   Letter of Credit fees paid by Class A Units to Citibank, N.A. and Prudential Securities Group Inc. decreased by approximately $2,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of redemptions on the outstanding balance of the letter of credit.

   General and administrative expenses remained virtually unchanged for Class A Units and increased by approximately $4,000 for Class B Units, respectively, for the three months ended March 31, 1996 as compared to the corresponding period in 1995. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership in addition to accounting, audit, tax and legal fees and printing and postage costs related to reports sent to limited partners. This Class B Units' increase was primarily due to the timing of certain expense accruals recorded in the respective periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Description:
 3.1          Agreement of Limited Partnership of the Registrant, dated as of
and           April 30, 1991 as amended and restated as of July 1, 1991 and
4.1           October 28, 1991 (incorporated by reference to Exhibit A to the Registrants' Registration Statement on Form S-1, File
              No. 33-40730)
 4.1.1        Amendment to Agreement of Limited Partnership of the Registrant
              dated November 5, 1991 (incorporated by reference to Exhibit
              4.1.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
 4.2          Subscription Agreement (incorporated by reference to Exhibit
              E to the Registrant's Registration Statement on Form S-1,
              File No. 33-40730)
 4.3          Request for Redemption (incorporated by reference to Exhibit
              B-1 to the Registrant's Registration Statement on Form S-1,
              File No. 33-40730)
 4.4          Request for Exchange (incorporated by reference to Exhibit
              B-2 to the Registrant's Registration Statement on Form S-1,
              File No. 33-40730)
10.12         Form of Foreign Currency Addendum to Brokerage Agreement
              between the Registrant and PSI (filed herewith)
27.1          Financial Data Schedule (filed herewith)
         (b)  Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Securities OptiMax Futures Fund 2, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       17